Form 10KSB
period 2004-10-31
MODENA 3 INC
filed 2005-02-16
CIK 1271076

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended November 30, 2003

(  )   Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

        For the transition period from ______ to ______

Commission File Number: 000-50495

MODENA 3, INC.

(Name of Small Business Issuer in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0412433 (I.R.S. Employer Identification Number)

162 M Homestead Avenue, Manchester, Connecticut 06040 - 860.805.0701

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value.

(Title of Class)

Check whether the issuer: (1)  filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [  ]    No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no  disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  $0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    100,000 shares of common stock on January 31, 2005.

SEC 2337 (12-03)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTIES

8

ITEM 3.

LEGAL PROCEEDINGS

8

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS

8

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

8

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

9

ITEM 7.

FINANCIAL STATEMENTS

14

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

23

ITEM 8A

CONTROLS AND PROCEDURES

23

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND

CONTROL PERSONS, COMPLIANCE WITH

SECTION 16(a) OF THE EXCHANGE ACT

23

ITEM 10.

EXECUTIVE COMPENSATION

24

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

25

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

25

ITEM 13.

INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

26

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

27

SIGNATURES

28

PART I

Item 1.    Description of Business.

General

Matters discussed in this document may constitute forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.

Modena 3, Inc. desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s discussion and analysis or plan of operations. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.

Historical

Modena 3 Inc. was incorporated on November 18, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  We have been in the developmental stage since inception and have no operations to date other than issuing shares to our only shareholder.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Perceived Benefits.

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

     *    the ability to use registered securities to make acquisitions f assets or businesses;

     *    increased visibility in the financial community;

     *    the facilitation of borrowing from financial institutions;

     *    improved trading efficiency;

     *    shareholder liquidity;

     *    greater ease in subsequently raising capital;

     *    compensation of key employees through stock options for which there may be a market valuation;

     *    enhanced corporate image;

     *    a presence in the United States capital market.

Potential Target Companies.

A business entity, if any, which may be interested in a business combination with us may include the following:

     *    a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

     *    a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

     *    a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

     *    a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

     *    a foreign company which may wish an initial entry into the United States securities market;

     *    a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

     *    a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Risk Factors

Our business is subject to numerous risk factors, including the following:

No Operating History or Revenue and Minimal Assets.

We have had no operating history nor any revenues or earnings from operations.  We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

Speculative Nature of The Company's Proposed Operations.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

Scarcity of and Competition for Business Opportunities and Combinations.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Impracticability of Exhaustive Investigation; Failure to Meet Its Fiduciary Obligations.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a business combination, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals and advisors associated with the business entity seeking our participation. Management may not be able to meet its fiduciary obligation to us and our stockholders due to the impracticability of completing thorough due diligence of a target company. By its failure to complete a thorough due diligence and exhaustive investigation of a target company, we are more susceptible to derivative litigation or other stockholder suits. In addition, this failure to meet our fiduciary obligations increases the likelihood of plaintiff success in such litigation.

No Agreement for Business Combination or Other Transaction - No Standards For Business Combination - Managements Sole Discretion Regarding Business Combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Abraham Pierce is our sole officer, director and controlling shareholder and as such has complete control and discretion with regard to our business and affairs. Mr. Pierce has complete discretion whether we will enter into a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Continued Management Control, Limited Time Availability.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our sole officer has not entered into a written employment agreement with us and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer/director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of our business and likelihood of continuing operations.

Conflicts of Interest--General.

Our officer and director may participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management has adopted a policy that we will not seek a business combination with any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See “ITEM 5”.

Reporting Requirements May Delay or Preclude Acquisition.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of Market Research or Marketing Organization.

We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

Lack of Diversification.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one target company.  Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify its activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Regulation Under Investment Company Act.

Although we will be subject to regulation under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

Probable Change in Control And Management.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our shareholder to sell or transfer all or a portion of their common stock. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Reduction of Percentage Share Ownership Following Business Combination.

Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by our present shareholder and would most likely result in a change in control of our management.

Taxation.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Possible Reliance Upon Unaudited Financial Statements.

We will require audited financial statements from any business entity we propose to acquire. No assurance can be given, however, that audited financials will be available to us prior to a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. The lack of the type of independent verification which audited financial statements would provide increases the risk that we, in evaluating a transaction with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

The Company does not currently hold interests in any properties.

The Company presently operates from office space provided on a rent-free basis by the president of the Company. In the event that this space becomes unavailable in the future, the Company will seek to lease office space from an unaffiliated party at prevailing competitive rates.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of the Company has never been traded.  It has not yet obtained a trading symbol.

Holders

All 100,000 shares of outstanding stock are controlled by Andrew Pierce, the Company's sole officer and director.

Dividends

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.  The Company does not have income.

Item 6.  Management’s Discussion and Analysis or Plan of Operations

General

Certain matters discussed are forward-looking statements that involve risks and uncertainties including changing market conditions and the regulatory environment and other risks. Actual results may differ materially from those projected. These forward-looking statements represent the Company’s judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Plan of Operation

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

Results of Operation

The Company has not had any operating income from inception (November 18, 2003). For the one day ended November 18, 2003, the registrant recognized a net loss of $600. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

Presently, the Company has no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Abraham Pierce will supervise the search for target companies as potential candidates for a business combination. Abraham Pierce will pay as his own expenses any costs he incurs in supervising the search for a target company.  Abraham Pierce may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Abraham Pierce controls us and therefore has the authority to enter into any agreement binding us. Abraham Pierce as our sole officer, director and only shareholder can authorize any such agreement binding us. See "ITEM 11: SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

GENERAL BUSINESS PLAN

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because we will not offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. We will not acquire or merge with any company for which audited financial statements cannot be obtained at or within the required period of time after closing of the proposed transaction.

We may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

We will not restrict our search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

Our management, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing our business purposes. Following a business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only  on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. On the consummation of a transaction, it is likely that our present management and shareholder will no longer be in control of the Company. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition.

The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholder at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

We will not enter into a business combination with any entity which cannot provide audited financial statements at or within the required period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of or within 60 days following the due date for filing our Form 8-K which is required to be filed with the Securities and Exchange Commission within 15 days following the completion of the business combination. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

Management has orally agreed that it will advance to us any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment. There is no minimum or maximum amount management will advance to us. We will not borrow any funds to make any payments to our management, its affiliates or associates.

Our Board of Directors has passed a resolution which contains a policy that we will not seek a business combination with any entity in which our officer, director, shareholder or any affiliate or associate serves as an officer or director or holds any ownership interest.

UNDERTAKINGS AND UNDERSTANDINGS REQUIRED OF TARGET COMPANIES

As part of a business combination agreement, we intend to obtain certain representations and warranties from a target company as to their conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act (ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S and (iii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

A prospective target company should be aware that the market price and volume of its securities, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in us within the United States financial community. We do not have the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and asked prices and are unlikely to take positions in our securities for their own account or customers without active encouragement and a basis for doing so. In addition, certain market makers may take short positions in our securities, which may result in a significant pressure on their market price. We may consider the ability and commitment of a target company to actively encourage interest in its securities following a business combination in deciding whether to enter into a transaction with such company.

A business combination with us separates the process of becoming a public company from the raising of investment capital. As a result, a business combination with us normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. We may require assurances from the target company that it has a reasonable belief that it will have sufficient sources of capital to continue operations following the business combination. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

Prior to completion of a business combination, we will generally require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 75 days following completion of a business combination; and other information deemed relevant.

COMPETITION

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Item 7.  Financial Statements.

                                  MODENA 3, INC.

                           (A DEVELOPMENT STAGE COMPANY)

                               FINANCIAL STATEMENTS

                               AS OF OCTOBER 31, 2004

Modena 3, Inc.

(a Development Stage Company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS                                                     Page #

         Independent Auditors Report                                          15

         Balance Sheet                                                        16

         Statement of Operations and Retained Deficit                         17

         Statement of Stockholders Equity                                     18

         Cash Flow Statement                                                  19

         Notes to the Financial Statements                                    20

To The Board of Directors

Modena 3, Inc.

We have audited the accompanying balance sheet of Modena 3, Inc. (a development stage company), as of October 31, 2004, and the related statement of operations, equity and cash flows from inception (November 18, 2003) through October 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modena 1, Inc., as of October 31, 2004, and the results of its operations and its cash flows from inception (November 18, 2003) through October 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Gately & Associates, LLC

Gately & Associates, LLC

Altamonte Springs, FL

December 23, 2004

                                  MODENA 3, INC.

                        (a development stage company)

                                  BALANCE SHEET

                             As of October 31, 2004

                                     ASSETS

     CURRENT ASSETS                                                October 31, 2004

             Cash                                                       $    (0)

                                                                        --------

                           TOTAL ASSETS                                 $    (0)

                                                                        ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                               $ 1,750

                                                                        --------

                           TOTAL LIABILITIES                              1,750

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;

         100,000,000 shares authorized;

         100,000 issued and outstanding                                     100

       Additional paid in capital                                             0

       Accumulated Deficit                                               (1,850)

                                                                        --------

       Total stockholder's equity                                        (1,750)

                                                                        --------

           TOTAL LIABILITIES AND EQUITY                                 $    (0)

                                                                        ========

   The accompanying notes are an integral part of these financial statements.

                                  MODENA 3, INC.

                          (a development stage company)

                             STATEMENT OF OPERATIONS

         From inception (November 18, 2003) through October 31, 2004

                                                                       From Inception to

                                                                        October 31, 2004

     REVENUE

       Sales                                                               $        0

       Cost of sales                                                                0

                                                                           -----------

     GROSS PROFIT                                                                   0

     GENERAL AND ADMINISTRATIVE EXPENSES                                        1,850

                                                                           -----------

     NET LOSS                                                                  (1,850)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                                         0

                                                                           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE                                   $   (1,850)

                                                                           ===========

NET EARNINGS PER SHARE

     Basic Net Loss Per Share                                            (Less than .01)

     Basic Weighted Average

     Number of Common Shares Outstanding                                     100,000

   The accompanying notes are an integral part of these financial statements.

                                 MODENA 3, INC.

                         (a development stage company)

                STATEMENT OF STOCKHOLDER'S EQUITY From inception

                  (November 18, 2003) through October 31, 2004

                              SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL

                           -------------      -------------     -----------------     ------------

Stock issued on acceptance

   Of incorporation expenses

   November 18, 2003            100,000         $      100       $             0       $       100

Net loss                                                                  (1,850)           (1,850)

                            ------------       ------------      ----------------      ------------

Total at October 31, 2004        100,000        $       100       $       (1,850)      $    (1,750)

                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                                  MODENA 3, INC.

                          (a development stage company)

                             STATEMENT OF CASH FLOWS

            From inception (November 18, 2003) through October 31, 2004

                                                                                  From

CASH FLOWS FROM OPERATING ACTIVITIES                                            Inception

             Net income (loss)                                                   $(1,850)

             Stock issued as compensation                                            100

             Increases (Decrease) in accrued expenses                              1,750

                                                                                 --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                                             (0)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                                           0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                                         0

CASH RECONCILIATION

        Net increase (decrease) in cash                                                0

        Beginning cash balance                                                         0

                                                                                 --------

CASH BALANCE AT END OF PERIOD                                                    $     0

                                                                                 ========

   The accompanying notes are an integral part of these financial statements.

                                  MODENA 3, INC.

                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry:

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

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity for accounting purposes; however, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

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

Basis of Accounting:

The Company's financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Income Taxes:

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

                                  MODENA 3, INC.

                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments:

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

7.   Operating Lease Agreements:

The Company has no agreements at this time.

                                  MODENA 3, INC.

                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

8.   Stockholder's Equity:

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

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disclosure necessary.

ITEM 8A.  Controls and Procedures

Based on a recent evaluation of the period covered by this Annual Report on Form 10-KSB, the Company’s President has concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors and Officers

We have one Director and Officer as follows:

Name

Age

Position

Abraham Pierce

 28

President/Director

Christopher Penner

 47

Former President/Director

(Resigned October 21, 2004)

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Abraham Pierce, President and Chairman:

Abraham Pierce acquired all of the outstanding common shares of the Company on October 21, 2004. He is a freelance computer consultant and multimedia designer in the Greater Hartford, CT area.  Mr. Pierce began his consultancy in November 2000.  His clients have included the University of Hartford, the New England Laborers Training Academy, and Phoenix Investment Partners. Mr. Pierce has more than four years of experience as a computer trainer.  He also holds a BFA from the University of Hartford with double majors in photography and printmaking.

Christopher Penner

Christopher Penner resigned from his position as President and transferred sole ownership of the Company to Abraham Pierce as of October 21, 2004.   Mr. Penner is employed with Carter GM in Burnaby, BC Canada as a sales and leasing representative. Chris has been employed at Carter's for two years.  Prior to working at Carter's Chris worked at University Toyota for approx. 10 years.

Significant Employees

No disclosure necessary.

Family Relationships.

No disclosure necessary.

Involvement in Legal Proceedings

No disclosure necessary.

Compliance with Section 16a of the Exchange Act

Based on a review of Forms 3, 4 and 5 furnished to the Registrant in its most recent fiscal year, the Company is not aware of any delinquent filings outstanding.

Item 10.  Executive Compensation.

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of the Company, possibly, in other ways.

Mr. Pierce owns 100,000 shares, of the Company's common stock. At the time of a business combination, management expects that some or all of the shares of common stock owned by Abraham Pierce, will be purchased by the target company or retired by the Company. The amount of Common Stock sold or continued to be owned by Abraham Pierce, cannot be determined at this time.

The terms of the business combination may include such terms as Mr. Pierce remaining a director or officer of the company. The terms of a business combination may provide for a payment by cash or otherwise to Abraham Pierce, for the purchase or retirement of all or part of his common stock by a target company or for services rendered incident to or following a business combination. Mr. Pierce would directly benefit from such payment. Such benefits may influence Mr. Pierce's choice of a target company.

We may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to us where that reference results in a business combination. No finder's fee of any kind will be paid by us to management or our promoters or to their associates or affiliates. No loans of any type have, or will be, made by us to management or our promoters or to any of their associates or affiliates.

We will not enter into a business combination, or acquire any assets of any kind for its securities, in which our management or any affiliates or associates have any interest, direct or indirect.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of us could result in liability of management to us. However, any attempt by shareholders to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The Company issued a total of 100,000 shares of Common Stock to John Fitzpatrick, former president and sole owner on November 18, 2003 for a total of $100 in cash:

With respect to the sales made to John Fitzpatrick, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").  Such security holders cannot rely on Rule 144 for resale transactions and therefore can only be resold through Registration under the Securities Act.

The Company transferred ownership of said 100,000 shares to Christopher Penner on April 30, 2004 for monetary consideration and in consideration for Mr. Penner accepting appointment to the positions of President, Chief Executive Officer, Chief Financial Officer and as a member of the Board of Directors of the Company. These shares represented one hundred (100%) of the issued and outstanding stock of the Company.

Abraham Pierce purchased all of the shares held by Mr. Penner in a private transaction on October 21, 2004.

Name

Amount and Nature of Ownership

% of Class

Abraham Pierce, President

100,000 shares, direct

100

Item 12.  Certain Relationships and Related Transactions.

No disclosure necessary.

Item 13.  Exhibits and Reports on Form 8K.

a)  Exhibits

(2)

Plan of Acquisition, reorganization, arrangement,

liquidation or succession.(1)

(3)(i)

Articles of Incorporation (2)

(3)(ii)

Bylaws. (2)

(4)

Instruments defining the rights of security holders,

including indentures. (1)

(9)

Voting trust agreements. (1)

(10)

Material contracts. (1)

 (11)

Statement re:  computation of per share earnings. (1)

(12)

Statements re:  computation of ratios. (1)

(13)

Annual report to security holders, Form 10Q

or quarterly report to security holders.(1)

(14)

Code of Ethics

(31)

 Rule 13a-14(a)/15d-14(a) Certifications

(31)(i)

Certification of Abraham Pierce

(32)

Section 1350 Certifications

(32)(i)

Certification of Abraham Pierce

(16)

Letter re:  change in certifying accountant. (1)

(18)

Letter re:  change in accounting principles .(1)

(19)

Subsidiaries of the Registrant. (1)

(22)

Publisher report regarding matters submitted

to vote of security holders. (1)

(23)

Consents of Experts and counsel. (1)

(24)

Power of Attorney. (1)

(99)

Additional Exhibits. (1)

(1) These items have either been omitted or are not applicable

(2) Incorporated by reference to previous filing

b)  Reports on Form 8K.

No reports were filed on Form 8-K during the last fiscal quarter covered by this report.  Subsequent to October 31, 2004, the Company filed a report on Form 8K disclosing a change of control of registrant.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended October 31, 2004 and 2003 were $ 500 and $ 500 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred no fees during the the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no fees during the last two fiscal years for services rendered by the Company’s principal accountants relating to the preparation of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10QSB.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No disclosure necessary.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modena 3, Inc.

(Registrant)

           /s/ Abraham Pierce

By:  _______________________

Abraham Pierce

President and Chief Executive Officer

Date:  February 15, 2005

28