Form 10-Q
period 2005-01-31
MODENA 3 INC
filed 2005-03-24
CIK 1271076

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

 [ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

MODENA 3 INC.

(Exact name of small business issuer as specified in its charter)

Delaware	000-50495	98-0412433
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

162 M Homestead Avenue, Manchester, Connecticut	06040
(Address of principal executive offices)	(Zip Code)

(860) 805-0701

(Issuer's telephone number)

N/A

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 18, 2005: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

MODENA 3 INC.

FORM 10-QSB

INDEX

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

4

  Item 2. Management's Discussion and Analysis of Financial Condition

12

  Item 3. Control and Procedures

12

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

13

  Item 2. Changes in Securities

13

  Item 3. Defaults Upon Senior Securities

13

  Item 4. Submission of Matters to a Vote of Security Holders

13

  Item 5. Other Information

13

  Item 6. Exhibits

13

Signature

14

Certifications

15

PART I

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2004 are not necessarily indicative of results that may be expected for the year ending October 31, 2005. The financial statements are presented on the accrual basis.

MODENA 3, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JANUARY 31, 2004

Modena 3, Inc.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS                                                     Page #

         Balance Sheet                                                        5

         Statement of Operations and Retained Deficit                         6

         Statement of Stockholders Equity                                     7

         Cash Flow Statement                                                  8

         Notes to the Financial Statements                                    9

                            MODENA 3, INC.

                    (a development stage company)

                                  BALANCE SHEET

                             As of January 31, 2004

                                     ASSETS

                                                         January 31,   October 31,

     CURRENT ASSETS                                         2005         2004

             Cash                                        $      0        $     0

                                                         ---------       --------

                           TOTAL ASSETS                  $       0      $     0

                                                         =========      =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                 $   2,000     $ 1,750

                                                          ---------     --------

                           TOTAL LIABILITIES                  2,000       1,750

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;

         100,000,000 shares authorized;

         100,000 issued and outstanding                         100         100

       Additional paid in capital                                 0           0

       Accumulated Deficit                                   (2,100)     (1,850)

                                                           ---------    --------

       Total stockholder's equity                            (2,000)     (1,750)

                                                           ---------    --------

           TOTAL LIABILITIES AND EQUITY                     $     0     $     0

                                                            ========    ========

   The accompanying notes are an integral part of these financial statements.

                                  MODENA 3, INC.

                          (a development stage company)

                             STATEMENT OF OPERATIONS

                 For the three months ending January 31, 2005 and

         From inception (November 18, 2003) through January 31, 2005

                                                         Three Months     From Inception

                                                            Ended               to

                                                       January 31, 2005  January 31, 2005

                                                          ------------     -----------

     REVENUE

       Sales                                              $         0      $        0

       Cost of sales                                                0               0

                                                          ------------     -----------

     GROSS PROFIT                                                   0               0

     GENERAL AND ADMINISTRATIVE EXPENSES                          250           2,100

                                                           -----------     -----------

     NET LOSS                                                    (250)         (2,100)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                         0               0

                                                            ----------     -----------

     ACCUMULATED DEFICIT, ENDING BALANCE                    $    (250)     $   (2,100)

                                                            ===========    ===========

NET EARNINGS PER SHARE

     Basic Net Loss Per Share                               (Less than .01)

     Basic Weighted Average

     Number of Common Shares Outstanding                         100,000

   The accompanying notes are an integral part of these financial statements.

                                 MODENA 3, INC.

                         (a development stage company)

                STATEMENT OF STOCKHOLDER'S EQUITY From inception

                  (November 18, 2003) through January 31, 2005

                              SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL

                           -------------      -------------     -----------------     ------------

Stock issued on acceptance

   Of incorporation expenses

   November 18, 2003            100,000         $      100       $             0       $       100

Net loss                                                                  (1,850)           (1,850)

                            ------------       ------------      ----------------      ------------

Total at October 31, 2004        100,000                100               (1,850)           (1,750)

Net loss                                                                    (250)             (250)

                            -------------      -------------      ---------------      ------------

Total at January 31, 2005        100,000         $      100       $       (2,100)      $    (2,000)

                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                                   MODENA 3, INC.

                          (a development stage company)

                             STATEMENT OF CASH FLOWS

                 For the three months ended January 31, 2005

            From inception (November 18, 2003) through January 31, 2005

                                                         Three Months     From Inception

                                                            Ended               to

                                                       January 31, 2005  January 31, 2005

                                                          ------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES

             Net income (loss)                               $   (250)     $    (2,100)

             Stock issued as compensation                           0              100

             Increases (Decrease) in accrued expenses            (250)           2,000

                                                             ---------     ------------

NET CASH PROVIDED OR (USED) IN OPERATIONS                           0                0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                        0                0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                      0                0

CASH RECONCILIATION

        Net increase (decrease) in cash                             0                0

        Beginning cash balance                                      0                0

                                                             ---------     ------------

CASH BALANCE AT END OF PERIOD                                $      0      $         0

                                                             =========     ============

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

MODENA 3, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities.  Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, the Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

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

MODENA 3, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

The Company is continuing its efforts to locate a merger Candidate for the purpose of a merger.  It is possible that the Company will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through January 31, 2005. For the quarter ended January 31, 2005, the Company recognized a net loss of $250.  Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At January 31, 2005, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Chief Executive Officer of Modena 3, Inc. maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner.  Under the supervision and with the participation of management, the certifying officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report.  Based upon that evaluation, the certifying officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company required to be disclosed in periodic filings with the SEC.

(b) Changes in internal controls.

The Chief Executive Officer has indicated that there were no significant changes in internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending January 31, 2005 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None

Item 6.   Exhibits.

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

MODENA 3 INC.

Registrant

Date: March 21, 2005

By: /s/ Abraham Pierce

-----------------------------------

Abraham Pierce

President, Chief Executive Officer,

Chief Financial Officer

14