Form 10QSB
period 2005-04-30
MODENA 3 INC
filed 2005-06-29
CIK 1271076

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 15, 2005: 100,000 shares of common stock.

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

13

  Item 3. Control and Procedures

13

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

14

  Item 2. Changes in Securities

14

  Item 3. Defaults Upon Senior Securities

14

  Item 4. Submission of Matters to a Vote of Security Holders

14

  Item 5. Other Information

14

  Item 6. Exhibits

14

Signature

15

Certifications

16

PART I

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended April 30, 2005 are not necessarily indicative of results that may be expected for the year ending October 31, 2005. The financial statements are presented on the accrual basis.

                                  MODENA 3, INC.

                           (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               AS OF APRIL 30, 2004

Modena 3, Inc.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS                                                     Page #

         Balance Sheet                                                        5

         Statement of Operations and Retained Deficit                         6

         Statement of Stockholders Equity                                     8

         Cash Flow Statement                                                  9

         Notes to the Financial Statements                                   10

                            MODENA 3, INC.

                    (a development stage company)

                                  BALANCE SHEET

                    As of APRIL 30, 2004 AND OCTOBER 31, 2004

                                     ASSETS

                                                         APRIL 30,   October 31,

     CURRENT ASSETS                                         2005         2004

             Cash                                        $      0        $     0

                                                         ---------       --------

                           TOTAL ASSETS                  $       0      $     0

                                                         ========        ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                 $   2,350     $ 1,750

                                                          ---------     --------

                           TOTAL LIABILITIES                  2,350       1,750

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;

         100,000,000 shares authorized;

         100,000 issued and outstanding                         100         100

       Additional paid in capital                                 0           0

       Accumulated Deficit                                   (2,450)     (1,850)

                                                           ---------    --------

       Total stockholder's equity                            (2,350)     (1,750)

                                                           ---------    --------

           TOTAL LIABILITIES AND EQUITY                     $     0     $     0

                                                            ========    ========

   The accompanying notes are an integral part of these financial statements.

                                  MODENA 3, INC.

                          (a development stage company)

                             STATEMENT OF OPERATIONS

                 For the Six months ending April 30, 2005 and

         From inception (November 18, 2003) through April 30, 2005

                                                        Six Months    From Inception to

                                                       April 30, 2005  January 31, 2005

     REVENUE

       Sales                                              $         0      $        0

       Cost of sales                                                0               0

                                                          ------------     -----------

     GROSS PROFIT                                                   0               0

     GENERAL AND ADMINISTRATIVE EXPENSES                          600           2,450

                                                           -----------     -----------

     NET LOSS                                                    (600)         (2,450)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                    (1,850)              0

                                                            ----------     -----------

     ACCUMULATED DEFICIT, ENDING BALANCE                    $  (2,450)     $   (2,450)

                                                            ===========    ===========

NET EARNINGS PER SHARE

     Basic Net Loss Per Share                               (Less than .01)

     Basic Weighted Average

     Number of Common Shares Outstanding                       100,000

   The accompanying notes are an integral part of these financial statements.

                                  MODENA 3, INC.

                          (a development stage company)

                             STATEMENT OF OPERATIONS

                 For the three months ending April 30, 2005 and 2004

                                                        Three Months     Three Months

                                                       April 30, 2005   April 30, 2004

     REVENUE

       Sales                                              $         0      $        0

       Cost of sales                                                0               0

                                                          ------------     -----------

     GROSS PROFIT                                                   0               0

     GENERAL AND ADMINISTRATIVE EXPENSES                          350             250

                                                           -----------     -----------

     NET LOSS                                                    (350)           (250)

                                                           ===========     ===========

                                 MODENA 3, INC.

                         (a development stage company)

                STATEMENT OF STOCKHOLDER'S EQUITY From inception

                  (November 18, 2003) through April 30, 2005

                              SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL

                           -------------      -------------     -----------------     ------------

Stock issued on acceptance

   Of incorporation expenses

   November 18, 2003            100,000         $      100       $             0       $       100

Net loss                                                                  (1,850)           (1,850)

                            ------------       ------------      ----------------      ------------

Total at October 31, 2004        100,000                100               (1,850)           (1,750)

Net loss                                                                    (600)             (600)

                            -------------      -------------      ---------------      ------------

Total at April 30, 2005          100,000         $      100       $       (2,450)      $    (2,350)

                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                                       F-4

                                  MODENA 3, INC.

                          (a development stage company)

                             STATEMENT OF CASH FLOWS

                   For the Six months ended April 30, 2005 and

            From inception (November 18, 2003) through April 30, 2005

                                                                     April 30,    From

CASH FLOWS FROM OPERATING ACTIVITIES                                   2005     Inception

             Net income (loss)                                      $   (600)    $(2,450)

             Stock issued as compensation                                  0         100

             Increases (Decrease) in accrued expenses                   (600)      2,350

                                                                     --------    --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                                  0           0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                               0           0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                             0           0

CASH RECONCILIATION

        Net increase (decrease) in cash                                    0           0

        Beginning cash balance                                             0           0

                                                                    ---------    --------

CASH BALANCE AT END OF PERIOD                                       $      0     $     0

                                                                    =========    ========

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

Liquidity and Capital Resources:

In addition to the stockholder funding capital shortfalls, the Company anticipates interested investors that intend to fund the Company's growth once a business is located.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through April 30, 2005.  For the six months ended April 30, 2005, the Company recognized a net loss of $600.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At April 30, 2005, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending April 30, 2005 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Date: June 28, 2005

By:       /s/ Abraham Pierce

-----------------------------------

Abraham Pierce

President, Chief Executive Officer,

Chief Financial Officer

15