Form 10KSB
period 2005-10-31
MODENA 3 INC
filed 2006-06-08
CIK 1271076

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended October 31, 2005

(  )   Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

        For the transition period from ______ to ______

MODENA 3, INC.

(Name of Small Business Issuer in its Charter)

Delaware	000-50495	98-0412433
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification Number)

162 M Homestead Avenue, Manchester Connecticut 06040 860.805.0701
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.001 par value.

Check whether the issuer: (1)  filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☐ NO ☑

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no  disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☑ NO ☐

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  $0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  100,000 shares of common stock on May 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): YES  ☐ NO ☑

SEC 2337 (9-05)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTIES

8

ITEM 3.

LEGAL PROCEEDINGS

8

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS

8

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

8

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

9

ITEM 7.

FINANCIAL STATEMENTS

15

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

26

ITEM 8A

CONTROLS AND PROCEDURES

26

ITEM 8B

OTHER INFORMATION

26

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND

CONTROL PERSONS, COMPLIANCE WITH

SECTION 16(a) OF THE EXCHANGE ACT

26

ITEM 10.

EXECUTIVE COMPENSATION

27

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

28

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

28

ITEM 13.

INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

29

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

30

SIGNATURES

31

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

Item 2.  Description of Properties

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

OFF BALANCE-SHEET ARRANGEMENTS

During the 12 months ended October 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Item 7.  Financial Statements.

                                  MODENA 3, INC.

                           (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                             AS OF OCTOBER 31, 2005

Modena 3, Inc.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS                                                      Page #

         Independent Auditors Report                                          16

         Balance Sheet                                                        17

         Statement of Operations and Retained Deficit                         18

         Statement of Stockholders Equity                                     19

         Cash Flow Statement                                                  20

         Notes to the Financial Statements                                    21

To The Board of Directors

Modena 3, Inc.

We have audited the accompanying balance sheet of Modena 3, Inc. (a development stage company), as of October 31, 2005, and the related statement of operations, equity and cash flows from inception (November 18, 2003) through October 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modena 3, Inc., as of October 31, 2005, and the results of its operations and its cash flows from inception (November 18, 2003) through October 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses, and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, LLC

Altamonte Springs, FL

December 23, 2005

                                  MODENA 3, INC.

                         (a development stage company)

                                  BALANCE SHEET

                    As of October 31, 2005 AND OCTOBER 31, 2004

                                     ASSETS

                                                        October 31,   October 31,

     CURRENT ASSETS                                         2005         2004

             Cash                                        $      0        $     0

                                                         ---------       --------

                           TOTAL ASSETS                  $       0      $     0

                                                         ==========     ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                 $   3,300     $ 1,750

                                                          ---------     --------

                           TOTAL LIABILITIES                  3,300       1,750

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;

         100,000,000 shares authorized;

         100,000 issued and outstanding                         100         100

       Additional paid in capital                                 0           0

       Accumulated Deficit                                   (3,400)     (1,850)

                                                           ---------    --------

       Total stockholder's equity                            (3,300)     (1,750)

                                                           ---------    --------

           TOTAL LIABILITIES AND EQUITY                     $     0     $     0

                                                            ========    ========

   The accompanying notes are an integral part of these financial statements.

                                       F-2

                                  MODENA 3, INC.

                          (a development stage company)

                             STATEMENT OF OPERATIONS

                 For the twelve months ending October 31, 2005 and 2004,

              From inception (November 18, 2003) through October 31, 2005

                                                                           From

                                              Twelve Months Twelve Months  Inception to

                                              Oct. 31, 2005 Oct. 31, 2004  Oct. 31, 2005

                                              ------------- -------------  -----------

     REVENUE

       Sales                                   $        0     $       0    $        0

       Cost of sales                                                  0             0

                                               -----------    ----------   -----------

     GROSS PROFIT                                       0             0             0

     GENERAL AND ADMINISTRATIVE EXPENSES            1,550         1,850         3,400

                                               -----------     ---------   -----------

     NET LOSS                                      (1,550)       (1,850)       (3,400)

     ACCUMULATED DEFICIT, BEGINNING BALANCE        (1,850)            0             0

                                               -----------     ---------   -----------

     ACCUMULATED DEFICIT, ENDING BALANCE       $   (3,400)     $ (1,850)   $   (3,400)

                                               ===========     =========   ===========

NET EARNINGS PER SHARE

     Basic Net Loss Per Share                     ($.03)         ($.02)

     Basic Weighted Average

     Number of Common Shares Outstanding          100,000       100,000

   The accompanying notes are an integral part of these financial statements.

                                       F-3

                                 MODENA 3, INC.

                         (a development stage company)

                STATEMENT OF STOCKHOLDER'S EQUITY From inception

                 (November 18, 2003) through October 31, 2005

                              SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL

                           -------------      -------------     -----------------     ------------

Stock issued on acceptance

   Of incorporation expenses

   November 18, 2003            100,000         $      100       $             0       $       100

Net loss                                                                  (1,850)           (1,850)

                            ------------       ------------      ----------------      ------------

Total at October 31, 2004       100,000                100                (1,850)           (1,750)

Net loss                                                                  (1,550)           (1,550)

                            -------------      -------------      ---------------      ------------

Total at October 31, 2005        100,000         $      100       $       (3,400)      $    (3,300)

                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                                  MODENA 3, INC.

                          (a development stage company)

                             STATEMENT OF CASH FLOWS

              For the Twelve months ended October 31, 2005 and 2004,

            From inception (November 18, 2003) through October 31, 2005

                                                          Oct. 31,   Oct. 31,    From

                                                            2005       2004    Inception

                                                        ---------   --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES

             Net income (loss)                          $ (1,550)   $ (1,850)    $(3,400)

             Stock issued as compensation                      0         100         100

             Increases (Decrease) in accrued expenses      1,550      (1,750)      3,300

                                                        ---------    --------    --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                      0           0           0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                   0           0           0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                 0           0           0

CASH RECONCILIATION

        Net increase (decrease) in cash                        0           0           0

        Beginning cash balance                                 0           0           0

                                                       ----------   ---------    --------

CASH BALANCE AT END OF PERIOD                          $       0    $      0     $     0

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

                                  MODENA 3, INC.

                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements:

In March 2005, the FASB issued FSP No. 46(R) 5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R 5"). FSP FIN 46R 5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The Company has determined that the adoption of FSP FIN 46R 5 will not have an impact on its results of operations and financial condition.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when

                                  MODENA 3, INC.

                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant effect on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements   An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

2.   Related Party Transactions and Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficit and has no current revenue stream.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  At this time The Company has not identified the business that it wishes to engage in.

The Company's shareholders fund The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.  The Company may seek capital funding from public and private securities.

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

10.  Income Taxes:

The Company has had a loss from inception in the amount of $3,750 that will expire if not used during the years 2024, 2025, and 2026 in the amounts of $1,850, $1,550 and 350, respectively.  The net tax asset is $750 of which the Company’s management has set an offsetting allowance for the doubtful use of this asset in the amount of $750.

11.  Earnings Per Share:

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

ITEM 8B.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors and Officers

We have one Director and Officer as follows:

Name

Age

Position

Abraham Pierce

 29

President/Director

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

(31)

Rule 13a-14(a)/15d-14(a) Certification

(32)

Section 1350 Certification

(99)

Additional Exhibits. (1)

(1) These items have either been omitted or are not applicable

(2) Incorporated by reference to previous filing

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended October 31, 2005 and 2004 were $ 500 and $ 500 respectively.

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

Date:  June 6, 2006