Form 10QSB
period 2006-01-31
MODENA 3 INC
filed 2006-06-08
CIK 1271076

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden Hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2006: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

SEC 2334 (9-05)

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

13

  Item 5. Other Information

13

  Item 6. Exhibits

13

Signature

14

PART I

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2006 are not necessarily indicative of results that may be expected for the year ending October 31, 2006. The financial statements are presented on the accrual basis.

                                  MODENA 3, INC.

                           (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                             AS OF JANUARY 31, 2006

MODENA 3, Inc.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS                                                     Page #

         Balance Sheet                                                        5

         Statement of Operations and Retained Deficit                         6

         Cash Flow Statement                                                  7

         Notes to the Financial Statements                                    8

                                 MODENA 3, INC.

                          (a development stage company)

                                  BALANCE SHEET

                   As of January 31, 2006 and October 31, 2005

                                     ASSETS

                                                         January 31,   October 31,

     CURRENT ASSETS                                         2006           2005

             Cash                                        $      0        $     0

                                                         ---------       --------

                           TOTAL ASSETS                  $      0        $     0

                                                         =========       ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                 $   3,650     $ 3,300

                                                          ---------     --------

                           TOTAL LIABILITIES                  3,650       3,300

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;

         100,000,000 shares authorized;

         100,000 issued and outstanding                         100         100

       Additional paid in capital                                 0           0

       Accumulated Deficit                                   (3,750)     (3,400)

                                                           ---------    --------

       Total stockholder's equity                            (3,650)     (3,300)

                                                           ---------    --------

           TOTAL LIABILITIES AND EQUITY                     $     0     $     0

                                                            ========    ========

   The accompanying notes are an integral part of these financial statements.

                                  MODENA 3, INC.

                          (a development stage company)

                             STATEMENT OF OPERATIONS

             For the three months ending January 31, 2006 and 2005

         From inception (November 18, 2003) through January 31, 2005

                                                                            From

                                            Three Months     Three Months   Inception to

                                            Jan. 31, 2006    Jan. 31, 2005  Jan. 31,2006

                                             ------------     -----------    ----------

     REVENUE

       Sales                                 $         0      $        0     $       0

       Cost of sales                                   0               0             0

                                             ------------     -----------    ----------

     GROSS PROFIT                                      0               0             0

     GENERAL AND ADMINISTRATIVE EXPENSES             350             250         3,750

                                              -----------     -----------     ---------

     NET LOSS                                       (350)           (250)       (3,750)

     ACCUMULATED DEFICIT, BEGINNING BALANCE       (3,400)         (1,850)             0

                                              -----------     -----------     ---------

     ACCUMULATED DEFICIT, ENDING BALANCE       $  (3,750)     $   (2,100)     $ (3,750)

                                              ===========     ===========     =========

NET EARNINGS PER SHARE

     Basic Net Loss Per Share               (Less than $.01) (Less than $.01)

     Basic Weighted Average

     Number of Common Shares Outstanding          100,000       100,000

   The accompanying notes are an integral part of these financial statements.

                                  MODENA 3, INC.

                          (a development stage company)

                             STATEMENT OF CASH FLOWS

                 For the three months ended January 31, 2006 and 2005

            From inception (November 18, 2003) through January 31, 2006

                                                     January 31,  January 31,   From

                                                         2006        2005     Inception

                                                      ---------    --------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES

             Net income (loss)                        $   (350)    $  (250)   $ (3,750)

             Stock issued as compensation                    0           0         100

             Increases (Decrease) in accrued expenses     (350)        250       3,650

                                                      ---------    --------   ---------

NET CASH PROVIDED OR (USED) IN OPERATIONS                    0           0           0

                                                      ---------    --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                 0           0           0

                                                      ---------    --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses               0           0           0

                                                      ---------    --------   ---------

CASH RECONCILIATION

        Net increase (decrease) in cash                      0           0           0

        Beginning cash balance                               0           0           0

                                                      ---------    --------     -------

CASH BALANCE AT END OF PERIOD                         $      0     $     0      $    0

                                                      =========    ========     =======

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

                                  MODENA 3, INC.

                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

Income Taxes:

------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to he realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

--------------------------------

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as

                                  MODENA 3, INC.

                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant effect on its financial position or results of operations.

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

                          (a development stage company)

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

     ------------

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through January 31, 2006.  For the three months ended January 31, 2006, the Company recognized a net loss of $950.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At January 31, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Off Balance-Sheet Arrangements

During the 3 months ended January 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending January 31, 2006 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Date: June 6, 2006

By:       /s/ Abraham Pierce

-----------------------------------

Abraham Pierce

President, Chief Executive Officer,

Chief Financial Officer