Form 10QSB
period 2006-07-31
MODENA 3 INC
filed 2006-08-29
CIK 1271076

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden Hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 25, 2006: 100,000 shares of common stock.

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

15

  Item 5. Other Information

15

  Item 6. Exhibits

15

Signature

16

PART I

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended July 31, 2006 are not necessarily indicative of results that may be expected for the year ending October 31, 2006. The financial statements are presented on the accrual basis.

                                  MODENA 3, INC.

                           (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               AS OF JULY 31, 2006

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

                            MODENA 3, INC.

                    (a development stage company)

                                  BALANCE SHEET

                   As of July 31, 2006 and October 31, 2005

                                                          July 31,     October 31,

                                                            2006           2005

                                     ASSETS

     CURRENT ASSETS

             Cash                                        $      0        $     0

                                                         ---------       --------

                           TOTAL ASSETS                  $      0        $     0

                                                         =========       ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                 $   4,350     $ 3,300

                                                          ---------     --------

                           TOTAL LIABILITIES                  4,350       3,300

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;

         100,000,000 shares authorized;

         100,000 issued and outstanding                         100         100

       Additional paid in capital                                 0           0

       Accumulated Deficit                                   (4,450)     (3,400)

                                                           ---------    --------

       Total stockholder's equity                            (4,350)     (3,300)

                                                           ---------    --------

           TOTAL LIABILITIES AND EQUITY                     $     0     $     0

                                                            ========    ========

   The accompanying notes are an integral part of these financial statements.

                                  MODENA 3, INC.

                          (a development stage company)

                             STATEMENT OF OPERATIONS

             For the nine months ending July 31, 2006 and 2005

         From inception (November 18, 2003) through July 31, 2006

                                         Nine Months    Nine Months     From Inception

                                        Jul. 31, 2006  Jul. 31, 2005     Jul. 31,2006

REVENUE

  Sales                                 $         0      $        0     $       0

  Cost of sales                                   0               0             0

                                        ------------     -----------    ----------

GROSS PROFIT                                      0               0             0

GENERAL AND ADMINISTRATIVE EXPENSES           1,050             950         4,450

                                         -----------     -----------     ---------

NET LOSS                                     (1,050)           (950)       (4,450)

ACCUMULATED DEFICIT, BEGINNING BALANCE       (3,400)         (1,850)             0

                                         ----------     -----------     ---------

ACCUMULATED DEFICIT, ENDING BALANCE       $  (4,450)     $   (2,800)     $ (4,450)

                                          ==========     ===========     =========

NET EARNINGS PER SHARE

Basic Net Loss Per Share                      ($.04)        ($.03)

Basic Weighted Average

Number of Common Shares Outstanding          100,000       100,000

   The accompanying notes are an integral part of these financial statements.

                                  MODENA 3, INC.

                          (a development stage company)

                             STATEMENT OF OPERATIONS

               For the three months ending July 31, 2006 and 2005

                                             Three Months   Three Months

                                             Jul. 31, 2006  Jul. 31, 2005

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

                                 MODENA 3, INC.

                         (a development stage company)

                STATEMENT OF STOCKHOLDER'S EQUITY From inception

                  (November 18, 2003) through July 31, 2006

                              SHARES        COMMON STOCK     ACCUMULATED DEFICIT      TOTAL

                           -------------    -------------     -----------------    ------------

Stock issued on acceptance

   Of incorporation expenses

   November 18, 2003            100,000       $      100       $             0      $       100

Net loss                                                                (1,850)          (1,850)

                            ------------     ------------      ----------------     ------------

Total at October 31, 2004        100,000              100               (1,850)          (1,750)

Net loss                                                                (1,550)          (1,550)

                            -------------    -------------      ---------------     ------------

Total at October 31, 2005        100,000              100               (3,400)          (3,300)

                            -------------    -------------      ---------------     ------------

Net loss                                                                (1,050)          (1,050)

                            -------------    -------------      ---------------     ------------

Total at July 31, 2006           100,000       $      100       $       (4,450)     $    (4,350)

                            ============     =============      ===============     ============

 The accompanying notes are an integral part of these financial statements.

                                  MODENA 3, INC.

                          (a development stage company)

                             STATEMENT OF CASH FLOWS

                 For the nine months ended July 31, 2006 and 2005

            From inception (November 18, 2003) through July 31, 2006

                                                       July 31,     July 31,     From

                                                         2006         2005     Inception

CASH FLOWS FROM OPERATING ACTIVITIES

             Net income (loss)                        $ (1,050)    $  (950)   $ (4,450)

             Stock issued as compensation                    0           0         100

             Increases (Decrease) in accrued expenses   (1,050)        950       4,350

                                                      ---------    --------   ---------

NET CASH PROVIDED OR (USED) IN OPERATIONS                    0           0           0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                 0           0           0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses               0           0           0

CASH RECONCILIATION

        Net increase (decrease) in cash                      0           0           0

        Beginning cash balance                               0           0           0

                                                      ---------    --------     -------

CASH BALANCE AT END OF PERIOD                         $      0     $     0      $    0

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

                                  MODENA 3, INC.

                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

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

10.  Income Taxes:

     ------------

The Company has had a loss from inception in the amount of $4,450 that will expire if not used during the years 2024, 2025, and 2026 in the amounts of $1,850, $1,550 and $1,050, respectively.  The net tax asset is $1,000 of which the Company’s management has set an offsetting allowance for the doubtful use of this asset in the amount of $1,000.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through July 31, 2006.  For the nine months ended July 31, 2006, the Company recognized a net loss of $1,050.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At July 31, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Off Balance-Sheet Arrangements

During the nine months ended July 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending July 31, 2006 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

MODENA 3 INC.

Registrant

Date: August  18, 2006

By:       /s/ Abraham Pierce

-----------------------------------

Abraham Pierce

President, Chief Executive Officer,

Chief Financial Officer

16